Form 10-K
period 1999-12-31
RECEIPTS ON CORPORATE SECURITIES TRUST SERIES BLS 1998-1
filed 2000-01-28
CIK 1067052

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 333-60173

                    Receipts on Corporate Securities Trust,
                           Series BLS 1998-1
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                         31-0944462
--------------------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)

One New York Plaza, 14th Floor, New York, N.Y.           10292-2014
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 809-6631

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class          Name of Each Exchange on which Registered

            None                                 Not applicable
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) NONE

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NONE

                      DOCUMENTS INCORPORATED BY REFERENCE

   On January 15, 1999 and July 15, 1999 cash distributions were made on the Receipts of Corporate Securities Trust, Series BLS 1998-1, Amortizing Class. See Part IV, Item 14.3 and attached Trustee's Distribution Statements.

                                    PART I
Item 1.  Business.

    Not applicable.

Item 2.  Properties.

    Not applicable.

Item 3.  Legal Proceedings.

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
   Matters.

   (a) There is no established public trading market for the Certificates.

   (b) At December 31, 1999, the number of holders of record of Certificates was as follows:

        Certificates             Number of Holders of Record
        -------------             ---------------------------
        Series BLS 1998-1
           Amortizing class                    1
           Residual class                      2


Item 6.  Selected Financial Data.

    Not applicable.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

    Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

Item 8.  Financial Statements and Supplementary Data.

    Not applicable.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 10. Directors and Executive Officers of the Registrant.

    Not applicable.

Item 11. Executive Compensation

    Not applicable.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Set forth below is certain information with respect to each holder of record for each class of the Series BLS 1998-1 Certificates at December 31, 1999:

                Name and Address                             Number of             Percent of
Class             of Holder                               Certificates Held      Certificates Held*
----------      ----------------                          -----------------      -----------------
Amortizing      CCG Trust Corp.                                   1                     100%
                c/o Chase Manhattan Bank (Branch #06465)
                Credit Bank # 001-1-879350
                New York, N.Y. 10286


Residual        HARE & CO.                                        4                      33%
                C/O BANK OF NEW YORK
                PO BOX 11203
                NEW YORK NY 10286

                Salkeld & Co.                                     8                      67%
                Bankers Trust Company
                PO Box 998 Attn: Private Placement Unit
                Bowling Green Station a/c 97817
                New York, N.Y. 10024

* Amounts rounded to the nearest percent.

Item 13. Certain Relationships and Related Transactions.

    None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    1.     All Financial Statements.
              Not applicable.

    2. Financial statement schedules required by Item 8 of this Form.
              Not applicable.

    3.     See attached Trustee's Distribution Statements for the
           January 15, 1999 and July 15, 1999 cash distributions. (filed as Exhibit 20).

                                   SIGNATURES

   Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Prudential Securities Structured Assets, Inc.

     By: /s/ Lawrence Motz                         Date: January 29, 2000
     -----------------------------------------
     Lawrence Motz
     Vice President

Receipts on Corporate Securities Trust, Series BLS 1998-1

     By: Prudential Securities Structured
             Assets, Inc.                           Date: January 29, 2000
     ------------------------------------------

     By: /s/ Lawrence Motz                          Date: January 29, 2000
     ------------------------------------------
     Lawrence Motz
     Vice President